Form 10-K405
period 1997-12-31
CONTIMORTGAGE HOME EQUITY LOAN TRUST 1997-1
filed 1998-03-31
CIK 1034270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________.

                         Commission File number 33-99340

                   ContiMortgage Home Equity Loan Trust 1997-1
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                           16-1516514
           New York                                        16-1516516
-------------------------------                         ------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

c/o Manufacturers and Traders Trust Company
Corporate Trust Department
One M&T Plaza
Buffalo, New York                                           14240-2599
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (716) 842-5589 Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:            Name of each exchange on which registered:

            None                                        None
------------------------------       ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of class)

      Indicated by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (e 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

Documents Incorporated by Reference:

                                      None

                   CONTIMORTGAGE HOME EQUITY LOAN TRUST 1997-1
                                      INDEX

                                                                            Page

PART 1 .....................................................................  3
   ITEM 1  - Business ......................................................  3
   ITEM 2  - Properties ....................................................  3
   ITEM 3  - Legal Proceedings .............................................  3
   ITEM 4  - Submission of Matters to a Vote of Security Holders ...........  3

PART II ....................................................................  3
   ITEM 5  - Market for Registrant's Common Stock and
             Related Stockholder Matters ...................................  3
   ITEM 6  - Selected Financial Data .......................................  3
   ITEM 7  - Management's Discussion and Analysis of
             Financial Condition and Results of Operations .................  4
   ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk ....  4
   ITEM 8  - Financial Statements and Supplementary Data ...................  4
   ITEM 9  - Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ........................  4

PART III ...................................................................  4
   ITEM 10 - Directors and Executive Officers of the Registrant ............  4
   ITEM 11 - Executive Compensation ........................................  4
   ITEM 12 - Security Ownership of Certain Beneficial
             Owners and Management .........................................  4
   ITEM 13 - Certain Relationships and Related Transactions ................ 11

PART IV .................................................................... 11
   ITEM 14 - Exhibits, Financial Statement Schedules and
             Reports on Form 8-K ........................................... 11

SIGNATURES ................................................................. 13
INDEX TO EXHIBITS .......................................................... 14

                                     PART I

ITEM 1 - Business

      Not Applicable.

ITEM 2 - Properties

      Not Applicable.

ITEM 3 - Legal Proceedings

      The Depositor is not aware of any material pending legal proceedings involving either the ContiMortgage Home Equity Loan Trust 1997-1 (the "Trust") established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated February 1, 1997, among Manufacturers and Traders Trust Company, as trustee (the "Trustee"), ContiSecurities Asset Funding Corp., as depositor (the "Depositor") and ContiMortgage Corporation, as servicer (the "Servicer"), the Trustee, the Depositor or the Servicer which relates to the Trust.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - Market for Registrants Common Stock and Related Stockholders

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1 Certificates, Class A-2 Certificates, Class A-3 Certificates, Class A-4 Certificates, Class A-5 Certificates, Class A-6 Certificates, Class A-7 Certificates, Class A-8 Certificates, Class A-9 Certificate, Class M-1 Certificates, Class M-2 Certificates, Class B Certificates, Class C Certificates and Class A-10IO Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of March 6, 1998, there were no holders of the Class A-1 Certificates, 4 holders of the Class A-2 Certificates, 10 holders of the Class A-3 Certificates, 16 holders of the Class A-4 Certificates, 12 holders of the Class A-5 Certificates, 9 holders of the Class A-6 Certificates, 7 holders of the Class A-7 Certificates, 3 holders of the Class A-8 Certificates, 4 holders of the Class A-9 Certificates, 6 holders of the Class M-1 Certificates, 6 holders of the Class M-2 Certificates, 1 holder of the Class B Certificate, 1 holder of the Class C Certificate and 4 holders of the Class A-10IO Certificates.

ITEM 6 - Selected Financial Data

      Not applicable.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Not applicable.

ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

      Not applicable.

ITEM 8 - Financial Statements and Supplementary Data

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit 99.3 hereto, the gross servicing compensation paid to the Servicer for the year ended December 31, 1997 was $1,632,894.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III

ITEM 10 - Directors and Executive Officers of the Registrant

      Not applicable.

ITEM 11 - Executive Compensation

      Not applicable.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                                       Amount Owned
                                                       ------------
        Name and Address                    All Dollar Amounts Are in Thousands
        ----------------                    -----------------------------------
                                                           Principal     Percent
                                                           ---------     -------

Class A-1 Certificates
----------------------
- none -

Class A-2 Certificates
----------------------

Chase Manhattan Bank/Chemical                               $ 5,200        9.04%
4 New York Plaza
Proxy Department 13th Floor
New York, NY  10004

Corestates Bank, N.A                                          3,000        5.22
P.O. Box 7618 F.C. #1-9-1-21
Philadelphia, PA  19106-7618

Nomura Securities/Fixed Income                               19,800       34.44
2 World Financial Center, Bldg. B
New York, NY  10281-1198

SSB Custodian                                                29,500       51.30
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-3 Certificates
----------------------

Bank of New York                                            $47,135       55.78%
925 Patterson Plank Rd
Secaucus, NJ  07094

Bankers Trust Company                                        16,000       18.93
c/o BT Services Tennessee, Inc.
648 Grassmere Park Road
Nashville, TN  37211

Boston Safe Deposit & Trust Co.                               6,585        7.79
c/o Mellon Bank N.A
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

SSB Custodian                                                10,000       11.83

Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-4 Certificates
----------------------

Bankers Trust                                               $16,750       44.97%
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006

First Union National Bank                                     3,500        9.40
401 South Tryon Street
Charlotte, NC  28288

SSB-Custodian                                                12,065       32.39
Global Corp Action Dept. JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-5 Certificates
----------------------

Bankers Trust                                               $ 6,000       21.24%
Corporate Clearance A/C #16
130 Liberty Street
New York, NY 10006
                                                             10,050       35.58
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY 10004
                                                              2,000        7.08
Fleet Bank of Massachusetts, N.A
Fleet Services Corp
2nd Floor NYROTO2B
Rochester, NY  14638
                                                              2,500        8.85
Northern Trust Company
801 S. Canal C-IN
Chicago, IL  60607
                                                              4,200       14.87
SSB-Custodian
Global Corp Action Dept. JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-6 Certificates
----------------------

Bankers Trust Company                                       $ 6,350       31.75%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Bank One Trust Company, N.A./DBII                             1,000        5.00
235 West Schrock Road
Brooksedge Village
Westerville, OH  43081

Chase Manhattan Bank                                          9,300       46.50
4 New York Plaza
13th Floor
New York, NY 10004

Fleet Bank of Massachusetts, N.A                              1,900        9.50
Fleet Services Corp
2nd Floor NYROTO2B
Rochester, NY  14638

Class A-7 Certificates
----------------------

Bankers Trust Company                                       $ 5,000       20.62%
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN 37211

Chase Manhattan Bank                                          1,500        6.19
4 New York Plaza
13th Floor
New York, NY  10004

Citibank                                                      3,500       14.43
P.O. Box 30576
Tampa, FL  33630-3576

Citibank /Private Banking Division                            3,000       12.37
1309 N. Ward Street, 2nd Floor
Tampa, FL  33607

LBI-Lehman Government Securities Inc.                         5,000       20.62
200 Vesey Street
New York, NY 10285

Northern Trust Company                                        1,250        5.15
801 S Canal C-IN
Chicago, IL  60607

SSB-Custodian                                                 5,000       20.62
Global Corporate Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-8 Certificates
----------------------

Bank of New York                                            $15,000       69.77%
925 Patterson Plank Road
Secaucus, NJ  07094

Norwest Bank Minnesota, N.A                                   1,500        6.98
733 Marquette Avenue
Minneapolis, MN  55479-0056

SSB-Custodian                                                 5,000       23.25
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class A-9 Certificates
----------------------
                                                            $ 6,750       22.50%
Bank of New York
925 Patterson Plank Road
Secaucus, NJ  07094

Bankers Trust Company                                         8,750       29.17
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Bankers Trust Company                                         2,000        6.67
First Union Safekeeping
Dealer clearance
16 Wall Street, 5th Floor
New York, NY  10005

Chase Manhattan Bank/Chemical                                12,500       41.66
4 New York Plaza
Proxy Department 13th floor
New York, NY 10004

Class M-1 Certificates
----------------------

Bank of New York                                            $ 3,500       19.45%
925 Patterson Plank Road
Secaucus, NJ  07094

Bank Boston, N.A                                              2,400       13.33
150 Royal Street
Canton, NA  02021

Bankers Trust Company                                         4,800       26.67
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Boston Safe Deposit and Trust Company                         2,400       13.33
c/o Mellon Bank N.A
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

Northern Trust Company                                        2,900       16.11
801 S. Canal C-IN
Chicago, IL  60607

SSB Custodian                                                 2,000       11.11
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

Class M-2 Certificates
----------------------

Bankers Trust Company                                       $ 2,725       11.85%
c/o BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Citibank                                                      5,750       25.00
P.O. Box 30576
Tampa, FL  33630-3576

First Union National Bank                                     2,875       12.50
401 South Tryon Street
Charlotte, NC  28288

Salomon Brothers                                              2,875       12.50
8800 Hidden River Parkway
Tampa, FL  33637

SSB Custodian                                                 8,680       37.74
Global Corp Action Dept JAB5W
P.O. Box 1631

Boston, MA  02105-1631

Class B Certificates
--------------------

Salomon Brothers                                            $ 5,000      100.00%
8800 Hidden River Parkway
Tampa, FL  33637

Class C Certificates
--------------------

Contisecurities Asset Funding Corp.II                   $400,000(1)      100.00%
277 Park Avenue
New York, NY 10172

Class A-10IO
------------
                                                        $259,500(1)       64.88%
Chase Manhattan Bank
4 New York Plaza
13th Floor
New York, NY  10004
                                                          27,000(1)        6.75
Mercantile Safe Deposit & Trust
766 Old Hammonds Ferry Road
Proxy Unit #230-20
Linthicum, MD  21090
                                                         101,000(1)       25.25
SSB Custodian
Global Corp Action Dept JAB5W
P.O. Box 1631
Boston, MA  02105-1631

(1) Represents the "Notional Principal Amount" of the Certificates which is based on the aggregate outstanding Certificate Principal Balance of the Certificates.

ITEM 13 - Certain Relationships and Related Transactions

      None

                                     PART IV

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1. Financial Statements:

         Not applicable.

      2. Financial Statement Schedules:

         Not applicable.

      3. Exhibits:

      Exhibit No.                      Description
      -----------                      -----------

        99.1        Statement of Compliance of the Servicer.

        99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.

        99.3        Annual compilation of Monthly Trustee's Statement.

b)         Reports on Form 8-K.

11 reports on Form 8-K has been filed by the Issuer during the period covered by this report.


                                           Items Reported/Financial
Date of Report on Form 8-K                               Statements Filed

March 15, 1997                     Trustee's Monthly Report for the February
                                   Monthly Period.

April 15, 1997                     Trustee's Monthly Report for the March
                                   Monthly Period.

May 15, 1997                       Trustee's Monthly Report for the April
                                   Monthly Period.

June 15, 1997                      Trustee's Monthly Report for the May
                                   Monthly Period.

July 15, 1997                      Trustee's Monthly Report for the June
                                   Monthly Period.

August 15, 1997                    Trustee's Monthly Report for the July
                                   Monthly Period.

September 15, 1997                 Trustee's Monthly Report for the August
                                   Monthly Period.

October 15, 1997                   Trustee's Monthly Report for the September
                                   Monthly Period.

November 15, 1997                  Trustee's Monthly Report for the October
                                   Monthly Period.

December 15, 1997                  Trustee's Monthly Report for the November
                                   Monthly Period.

January 15, 1998                   Trustee's Monthly Report for the December
                                   Monthly Period.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 By:  CONTISECURITIES ASSET FUNDING CORP.,
                                     AS DEPOSITOR


                                 By: /s/ Peter Abeles
                                     -----------------------
                                 Name: Peter Abeles
                                 Title: President


                                 By: /s/ Robert Riedl
                                     -----------------------
                                 Name: Robert Riedl
                                 Title: Vice President, Secretary & Treasurer

Date:  March 31, 1998

                                INDEX TO EXHIBITS
                                  Item 14(a)3.


  Exhibit No.                           Description

     99.1          Statement of Compliance of the Servicer.
     99.2 Annual Report of Independent Accountants with respect to the Servicer's overall servicing operations.
     99.3          Annual compilation of Monthly Trustee's Statement.